Form 10-Q
period 1996-06-30
OPAL INC
filed 1996-08-07
CIK 934385

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

         (Mark One)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________.

         Commission File Number:    0-25922


                                   Opal, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                            04-2962212
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)


               3203 Scott Boulevard, Santa Clara, California 95054
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 727-6060

                             ---------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES |X|  NO |_|

         The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of August 5, 1996 was 8,715,298.

                                   Opal, Inc.

                                      INDEX


                                                                        Page No.
                                                                        --------

Part 1.      Condensed Consolidated Financial Information

         Item 1.   Condensed Consolidated Financial Statements:

                   Condensed Consolidated Balance Sheets -
                      June 30, 1996 and December 31, 1995                     3

                   Condensed Consolidated Statements of Operations -
                      Three and six months ended June 30, 1996 and 1995       4

                   Condensed Consolidated Statements of Cash Flows -
                      Six months ended June 30, 1996 and 1995                 5

                   Notes to Condensed Consolidated Financial Statements       6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     7


Part II.     Other Information

         Item 1-3.  Not applicable

         Item 4.    Submission of Matters to a Vote of Security Holders       10

         Item 5.    Not Applicable

         Item 6.    Exhibits and Reports on Form 8-K                          11


SIGNATURE                                                                     12


                    Exhibit 11.1 Computation of Net Income Per Common Share   13

                          PART 1. FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements


                                                         OPAL, INC.

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share and per share amounts)
                                                         (unaudited)

                                                                                                     June 30,        December 31,
ASSETS                                                                                                 1996              1995
- - ------                                                                                                 ----              ----
Current assets:
     Cash and cash equivalents                                                                  $       20,145  $        12,562
     Short-term investments                                                                             14,447           14,473
     Accounts receivable, net                                                                            9,290           12,269
     Receivables - Government of Israel                                                                  1,695            1,188
     Inventories                                                                                        13,354           10,002
     Prepaid expenses and other assets                                                                     560              542
                                                                                                --------------  ---------------
           Total current assets                                                                         59,491           51,036
Property and equipment, net                                                                              4,186            4,216
                                                                                                --------------  ---------------
                                                                                                $       63,677  $        55,252
                                                                                                ==============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
     Short-term bank loans                                                                      $           95  $           120
     Accounts payable                                                                                    2,345            2,487
     Accrued expenses and other liabilities                                                              8,301            6,137
                                                                                                --------------  ---------------
           Total current liabilities                                                                    10,741            8,744
                                                                                                --------------  ---------------

Stockholders' equity:
     Common Stock, par value $0.01 per share, 12,500,000 shares
        authorized; 8,715,298 and 8,687,587 shares issued and outstanding                                   87               87
     Capital in excess of par value                                                                     45,778           45,508
     Retained earnings                                                                                   7,305            1,221
     Deferred compensation expense                                                                        (209)            (283)
     Notes receivable from stockholders                                                                    (25)             (25)
                                                                                                --------------  ---------------
           Total stockholders' equity                                                                   52,936           46,508
                                                                                                --------------  ---------------
                                                                                                $       63,677  $        55,252
                                                                                                ==============  ===============


                             See accompanying notes to condensed consolidated financial statements.




                                                         OPAL, INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share amounts)
                                                         (unaudited)

                                                                           Three months ended                Six months ended
                                                                                June 30,                         June 30,
                                                                       ----------------------------    -----------------------------
                                                                           1996           1995            1996             1995
                                                                           ----           ----            ----             ----

Revenue                                                                  $  16,052     $   10,024       $  31,543       $   18,337
Cost of revenues                                                             7,564          4,664          14,822            8,553
                                                                         ---------     ----------       ---------       -----------
Gross profit                                                                 8,488          5,360          16,721            9,784
                                                                         ---------     ----------       ---------       -----------


Operating expenses:
         Research and development expenses                                   2,682          1,749           5,234            3,213
         Less:  grants                                                      (1,031)          (584)         (1,874)          (1,219)
                                                                         ---------     ----------       ---------       -----------

         Research and development, net                                       1,651          1,165           3,360            1,994
         Selling, general and administrative                                 3,736          2,294           7,246            4,258
                                                                         ---------     ----------       ---------       -----------

Income from operations                                                       3,101          1,901           6,115            3,532

Other income, net                                                              307            142             509              116
                                                                         ---------     ----------       ---------       -----------

Income before provision for income taxes                                     3,408          2,043           6,624            3,648
Provision for income taxes                                                     283             38             540               63
                                                                         ---------     ----------       ---------       -----------

Net income                                                               $   3,125     $    2,005       $   6,084       $    3,585
                                                                         =========     ==========       =========       ===========
Net income per share                                                     $    0.34     $     0.26       $    0.67       $     0.50
                                                                         =========     ==========       =========       ===========
Weighted average common shares and equivalents                               9,069          7,809           9,053            7,213
                                                                         =========     ==========       =========       ===========

                               See accompanying notes to condensed consolidated financial statements.


                                                         OPAL, INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Increase (Decrease) in Cash and Cash Equivalents
                                                       (in thousands)
                                                         (unaudited)

                                                                                                       Six months ended
                                                                                                            June 30,
                                                                                                            --------
                                                                                                       1996           1995
                                                                                                       ----           -----
Cash flows from operating activities:
     Net income                                                                                $         6,084  $         3,585
     Adjustments to reconcile net income to net cash used in
       (provided by) operating activities:
           Depreciation, amortization and other                                                            692              431
           Changes in assets and liabilities:
                Accounts receivable                                                                      2,472           (3,842)
                Inventories                                                                             (3,352)          (1,430)
                Other current assets                                                                       (18)              96
                Accounts payable and accrued liabilities                                                 2,021            2,310
                                                                                                --------------  ---------------

Net cash provided by operating activities                                                                7,899            1,150
                                                                                                --------------  ---------------

Cash flows from investing activities:
     Investments in property and equipment                                                                (587)            (837)
     Purchase (Sale) of short-term investments available for sale                                           26           (4,850)
                                                                                                --------------  ---------------

Net cash provided by investing activities                                                                 (561)          (5,687)
                                                                                                --------------  ---------------

Cash flows from financing activities:
     Repayment of borrowings, net                                                                          (25)            (362)
     Repayment of Series E Mandatorily Redeemable Preferred Stock                                            -           (1,499)
     Proceeds from sale of stock, net of issuance costs                                                    270           27,644
                                                                                                --------------  ---------------

Net cash provided by investing activities                                                                  245           25,783
                                                                                                --------------  ---------------

Increase in cash and cash equivalents                                                                    7,583           21,246

Cash and cash equivalents at beginning of period                                                        12,562            1,398
                                                                                                --------------  ---------------

Cash and cash equivalents at end of period                                                      $       20,145  $        22,644
                                                                                                ==============  ===============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                                     $           25  $            77
     Cash paid for income taxes                                                                 $          143  $             -

                               See accompanying notes to condensed consolidated financial statements.

                                        5

                                   OPAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's and its subsidiary's consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report and Form 10K. The condensed consolidated statements of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

2. The preparation of these interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   OPAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- - ---------------------

Revenue

Revenues increased 60% to $16.1 million for the quarter ended June 30, 1996 from $10.0 million for the quarter ended June 30, 1995 and increased 72% to $31.5 million for the six months ended June 30, 1996 from $18.3 million for the six months ended June 30, 1995 due to increased unit sales and due to the majority of sales in 1996 being of the more advanced and higher priced Opal 7830i CD-SEM system versus the majority of sales in the first two quarters of 1995 being the Opal 7830 CD-SEM system. Additionally, sales in the first and second quarters of 1996 were favorably impacted by the introduction and inclusion of a workstation with the Opal 7830i. Sales outside of the U.S. accounted for 25% and 19% of total net sales for the second quarter of 1996 and 1995, respectively.

Gross margins

Gross margins for the quarter and six months ended June 30, 1996 were 52.9% and 53.0%, respectively, as compared to 53.5% and 53.4% for the quarter and six months ended June 30, 1995, respectively. The decrease was primarily due to higher material costs which the company was not able to pass on to customers.

Research and development, net

Research and development, net, increased 42% to $1.7 million for the quarter ended June 30, 1996 from $1.2 million for the quarter ended June 30, 1995 and increased 69% to $3.4 million for the six months ended June 30, 1996 from $2.0 million for the six months ended June 30, 1995. Gross research and development expenses increased by 53% to $2.7 million for the quarter ended June 30, 1996 from $1.7 million for the quarter ended June 30, 1995, and increased 63% to $5.2 million for the six months ended June 30, 1996 from $3.2 million for the six months ended June 30, 1995. Grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist") increased to $1.0 million for the quarter ended June 30, 1996 from $584,000 for the quarter ended June 30, 1995 and increased 54% to $1.9 million for the six months ended June 30, 1996 from $1.2 million for the six months ended June 30, 1995. Research and development, net, as a percentage of revenue decreased to 10% of revenue for the quarter ended June 30, 1996 from 12% of revenue for the quarter ended June 30, 1995; for the six months ended June 30, 1996 and 1995 it remained constant at 11%. Increased research and development expenses in absolute terms were primarily directed at enhancing the new Opal 7830i and developing new products.

The Company conducts all of its research and development activities at its facility in Israel. Grants from the Chief Scientist are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it is required to pay a royalty based on the sale of products utilizing the technology that was partially funded by grant proceeds.

The Company intends to continue significant expenditures on research and development to develop new products and enhance its existing products. While the Company believes that these current research and development expenditures will be beneficial in the long term development of its business, there can be no assurance that the Company's development and enhancement of products will be successful. Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.


Selling, general and administrative

Selling, general and administrative expenses increased by 63% to $3.7 million for the quarter ended June 30, 1996 from $2.3 million for the quarter ended June 30, 1995 and increased by 70% to $7.2 million for the six months ended June 30, 1996 from $4.3 million for the six months ended June 30, 1995. The increase was primarily driven by increased headcount and higher sales commissions related to increased revenues. On a percentage of revenue basis, selling, general and administrative expenses remained constant at 23% for the quarter and six months ended June 30, 1996, respectively, as compared to 23% for the same periods in the prior year.


Other income (expense), net

Other income (expense), net, which consists primarily of interest income, interest expense and foreign exchange gains (losses), amounted to $307,000 for the quarter ended June 30, 1996 and $509,000 for the six month period ended June 30, 1996 as compared to $142,000 and $116,000 for the comparable periods in 1995. The increase is primarily due to interest income earned on proceeds from the Company's initial public offering in May 1995.


Income tax provision

The effective tax rate for the six months ended June 30, 1996 was 8% and differs from statutory tax rates principally because of the benefits of an Israeli tax holiday.


Non-U.S. costs

A significant portion of the Company's expenses are incurred in Israel and accordingly are non-U.S. dollar denominated. Consequently, the Company is exposed to fluctuations in shekel exchange rates. Such fluctuations can cause the Company's Israeli operating expenses which are translated into U.S. dollars for financial statement reporting purposes to vary from period to period.

The Company's cash flows are substantially U.S. dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily the Israeli shekel and German Mark. To hedge against these currency exposures incurred in the ordinary course of business, the Company enters into foreign currency forward contracts for amounts consistent with its vendor purchase commitments. Gains and losses on these foreign currency contracts are deferred and offset by gains and losses on the underlying hedged transactions. As of June 30, 1996, deferred gains and losses from hedging transactions were not material.

The counterparties to these contracts consist of international financial institutions. By policy, the Company monitors the credit ratings and capital and surplus of its counterparties. Although the Company attempts to hedge significant foreign currency exposures, no assurance can be given that exchange rate movements will not have a material adverse impact on the Company's results of operations. At June 30, 1996, the Company had outstanding foreign currency forward contracts aggregating approximately $1.8 million. These contracts mature at various periods through 1996 and are consistent with the amounts and timing of the underlying purchase commitments.


Factors affecting future operating results

The Company's future results will depend on its ability to continuously introduce new products and enhancements to existing products as customer demands for higher productivity and specifications of semiconductor process control equipment change or increase. The Company's results could be affected by the ability of competitors to introduce new products that have technological and/or price advantages. Additionally, the Company's operating results may fluctuate due to a variety of factors, including the cyclicality of the semiconductor industry, the timing of orders, order cancellations and shipment rescheduling. In this regard, although the Company has not experienced a decline in unit sales to date, no assurance can be given that semiconductor manufacturers will continue to expand fabrication facilities or build new fabrication facilities at a rate which will assure an increase in demand for the Company's products or that the current rate of unit sales will not decline especially in light of uncertain short-term market conditions and heightened competition.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $34.6 million at June 30, 1996 from $27.0 million at December 31, 1995. The increase is primarily attributable to the generation of $7.9 million in cash from operations. As of June 30, 1996, the Company had no material commitments for capital expenditures.

Assuming there is no significant change in the Company's business, the Company believes that the existing cash and short-term investment balances and cash flow from operations will be sufficient to meet its working capital requirements for at least the next twelve months. The statement made in the preceding sentence is a forward-looking statement, and as such is subject to a number of risk factors that could cause the Company's actual results to differ materially. These factors include the risk that price reductions or declines in demand for the Company's systems, which constitute a single product line, will occur; competition from larger public companies in the semiconductor manufacturing capital equipment industry; dependence on single or limited source suppliers for certain proprietary components which are essential to the technology of the Company's products; cyclicality in the semiconductor industry, which affects demand for the Company's products; the rapidity of technological change and highly competitive nature of the semiconductor manufacturing capital equipment industry; regulatory, political, economic and currency risks associated with international sales; and growth and expansion of the Company's operations and resultant strain on its limited personnel and management, manufacturing and other resources.

                           PART II. OTHER INFORMATION


                                   OPAL, INC.

Item 1-3.          Not applicable



Item 4.            Submission of Matters to a Vote of Security-Holders

         The  Company's  first  Annual  Meeting  of  Stockholders  (the  "Annual
Meeting") was held on April 29, 1996 for the following purposes: (1) The election of Uzia Galil, Dan Maydan and Israel Niv as the three Class I Directors of the Company to hold office until the Annual Meeting of Stockholders in 1999 and until their successors are duly elected and qualified; (2) the approval of an amendment to the Company's Employee Stock Option Plan to increase the number of shares of the Company's Common Stock that may be issued thereunder from 827,157 to 1,200,000; and (3) the ratification of the selection of Price
Waterhouse LLP as the independent accountants of the Company for the current fiscal year. The following table describes the results of the shareholder votes.


                                                                             Votes in Favor            Votes Withheld
                                                                             --------------            --------------
Election of Uzia Galil as a Class I Director                                     7,922,280                  14,930

Election of Dan Maydan as a Class I Director                                     7,922,280                  14,930

Election of Israel Niv as a Class I Director                                     7,922,280                  14,930


                                                              Votes in         Votes                         Broker
                                                               Favor          Opposed         Abstain       Nonvotes
                                                              --------        -------         -------       --------
Approval of Amendment to the
     Company's Employee Stock Option Plan                     7,567,707        93,945          9,980         266,178

Ratification of Selection of Independent
     Accountants                                              7,886,684        15,230         35,926              --




Item 5.            Not applicable

Item 6.            Exhibits and Reports on Form 8-K

                     a)   Exhibits

                          11.1 Computation of Net Income Per Common Share (filed herewith)

                          27     Financial Data Schedule

                     b)   Reports on Form 8-K

                          No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      August 5, 1996                   OPAL, INC.
                                           (Registrant)



                                         /s/ Henry Schwarzbaum
                                ------------------------------------------------
                                Henry Schwarzbaum
                                Vice President of Finance
                                Chief Financial Officer and Secretary
                                (Duly Authorized Officer and Principal Financial
                                    and Accounting Officer)