Form 10-Q
period 1996-09-30
OPAL INC
filed 1996-11-13
CIK 934385

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ---------------------------

                                    FORM 10-Q

         (Mark One)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

                      -----------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|  NO |_|

         The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of November 13, 1996 was 8,743,583.

                                   Opal, Inc.

                                      INDEX


                                                                        Page No.
                                                                        --------

Part 1.      Condensed Consolidated Financial Information

      Item 1.  Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets -
                  September 30, 1996 and December 31, 1995                   3

               Condensed Consolidated Statements of Operations -
                  Three and nine months ended September 30, 1996 and 1995    4

               Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1996 and 1995              5

               Notes to Condensed Consolidated Financial Statements          6

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7


Part II.     Other Information

      Item 1-5. Not applicable

      Item 6.   Exhibits and Reports on Form 8-K                             11


SIGNATURE                                                                    12

                Exhibit 11.1 Computation of Net Income Per Common Share      13

                Exhibit 27  Financial Data Schedule                          14

                          PART 1. FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements


                                   OPAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                    September 30,   December 31,
ASSETS                                                  1996           1995
------                                                  ----           ----
Current assets:
     Cash and cash equivalents                        $ 15,325        $ 12,562
     Short-term investments                             16,981          14,473
     Accounts receivable, net                           13,243          12,269
     Receivables - Government of Israel                  1,259           1,188
     Inventories                                        14,538          10,002
     Prepaid expenses and other assets                     909             542
                                                      --------        --------
           Total current assets                         62,255          51,036
Property and equipment, net                              5,054           4,216
                                                      --------        --------
                                                      $ 67,309        $ 55,252
                                                      ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term bank loans                            $    265        $    120
     Accounts payable                                    2,116           2,487
     Accrued expenses and other liabilities              8,797           6,137
                                                      --------        --------
           Total current liabilities                    11,178           8,744
                                                      --------        --------

Stockholders' equity:
     Common Stock, par value $0.01 per share,
        12,500,000 shares authorized;
        8,736,583 and 8,687,587 shares
        issued and outstanding                              87              87
     Capital in excess of par value                     45,785          45,508
     Retained earnings                                  10,454           1,221
     Deferred compensation expense                        (171)           (283)
     Notes receivable from stockholders                    (24)            (25)
                                                      --------        --------
           Total stockholders' equity                   56,131          46,508
                                                      --------        --------
                                                      $ 67,309        $ 55,252
                                                      ========        ========

     See accompanying notes to condensed consolidated financial statements.

                                           OPAL, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share amounts)
                                          (unaudited)

                                                 Three months ended        Nine months ended
                                                    September 30,            September 30,
                                                ----------------------   ---------------------
                                                   1996        1995        1996        1995
                                                   ----        ----        ----        ----
Revenue                                          $ 16,411    $ 12,655    $ 47,954    $ 30,992
Cost of revenues                                    7,726       5,959      22,548      14,512
                                                 --------    --------    --------    --------
Gross profit                                        8,685       6,696      25,406      16,480
                                                 --------    --------    --------    --------

Operating expenses:
         Research and development expenses          2,913       1,930       8,147       5,143
         Less:  grants                             (1,082)       (584)     (2,956)     (1,803)
                                                 --------    --------    --------    --------

         Research and development, net              1,831       1,346       5,191       3,340
         Selling, general and administrative        3,774       2,936      11,020       7,194
                                                 --------    --------    --------    --------

Income from operations                              3,080       2,414       9,195       5,946

Other income, net                                     409         335         918         451
                                                 --------    --------    --------    --------

Income before provision for income taxes            3,489       2,749      10,113       6,397
Provision for income taxes                           (340)        (90)       (880)       (153)
                                                 --------    --------    --------    --------

Net income                                       $  3,149    $  2,659    $  9,233    $  6,244
                                                 ========    ========    ========    ========

Net income per share                             $   0.34    $   0.29    $   1.01    $   0.80
                                                 ========    ========    ========    ========

Weighted average common shares and equivalents      9,154       9,098       9,104       7,842
                                                 ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.



                                             OPAL, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (Decrease) in Cash and Cash Equivalents
                                           (in thousands)
                                            (unaudited)
                                                                           Nine months ended
                                                                             September 30,
                                                                             -------------
                                                                          1996             1995
                                                                          ----             ----
Cash flows from operating activities:
     Net income                                                        $  9,233          $  6,244
     Adjustments to reconcile net income to net cash used in
       (provided by) operating activities:
           Depreciation, amortization and other                           1,234               666
           Changes in assets and liabilities:
                Accounts receivable                                      (1,045)           (3,912)
                Inventories                                              (4,536)           (1,912)
                Other current assets                                       (367)             (234)
                Accounts payable and accrued liabilities                  2,289             2,346
                                                                       --------          --------

Net cash provided by operating activities                                 6,808             3,198
                                                                       --------          --------

Cash flows from investing activities:
     Investments in property and equipment                               (1,960)           (1,511)
     (Purchase) Sale of short-term investments available for sale        (2,508)          (13,222)
                                                                       --------          --------

Net cash used in investing activities                                    (4,468)          (14,733)
                                                                       --------          --------

Cash flows from financing activities:
     Proceeds (Repayment) of borrowings, net                                145            (1,299)
     Repayment of Series E Mandatorily Redeemable Preferred Stock          --              (1,499)
     Proceeds from sale of stock, net of issuance costs                     278            27,644
                                                                       --------          --------

Net cash provided by investing activities                                   423            24,866
                                                                       --------          --------

Increase in cash and cash equivalents                                     2,763            13,331

Cash and cash equivalents at beginning of period                         12,562             1,398
                                                                       --------          --------

Cash and cash equivalents at end of period                             $ 15,325          $ 14,729
                                                                       ========          ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                            $     31          $     85
     Cash paid for income taxes                                        $    143          $     --


     See accompanying notes to condensed consolidated financial statements.

                                   OPAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's and its subsidiary's consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report and Form 10K. The condensed consolidated statements of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996 or other future periods.

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

3. In October 1996, Opal Technologies Limited ("Opal Ltd."), a wholly-owned subsidiary of the Company, acquired all outstanding shares of Integrated Circuit Testing GmbH ("ICT") of Heimstetten, Germany for approximately $4.5 million. ICT manufactures patented scanning electron microscope (SEM) columns, including optics lens design, which provide high quality image resolution required for manufacturing advanced semiconductor chips. Prior to the closing, ICT had supplied the Company with the SEM column used in Opal's 7830i CD-SEM system which is used by semiconductor manufacturers to qualify and monitor advanced semiconductor production processes and tools. The fair value of ICT's tangible net assets at the date of acquisition was approximately $600,000.

         The Company is in the process of completing its accounting for the purchase of ICT and expects to take a charge for in-process research and development of ICT in the quarter ending December 31, 1996.

                                   OPAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenues increased 30% to $16.4 million for the quarter ended September 30, 1996 from $12.7 million for the quarter ended September 30, 1995 and increased 55% to $48.0 million for the nine months ended September 30, 1996 from $31.0 million for the nine months ended September 30, 1995 due to increased unit sales and due to the majority of sales in 1996 being of the more advanced and higher priced Opal 7830i CD-SEM system versus approximately 44% of the systems shipped in the first three quarters of 1995 being the Opal 7830 CD-SEM system. Additionally, sales in the first three quarters of 1996 were favorably impacted by the introduction and inclusion of a workstation with the Opal 7830i. Sales outside of the U.S. accounted for 29% and 23% of total net sales for the third quarter of 1996 and 1995, respectively.

Gross margins

Gross margins for the quarter and nine months ended September 30, 1996 were 52.9% and 53.0%, respectively, as compared to 52.9% and 53.2% for the quarter and nine months ended September 30, 1995, respectively.

Research and development, net

Research and development, net, increased 36% to $1.8 million for the quarter ended September 30, 1996 from $1.3 million for the quarter ended September 30, 1995 and increased 55% to $5.2 million for the nine months ended September 30, 1996 from $3.3 million for the nine months ended September 30, 1995. Gross research and development expenses increased by 51% to $2.9 million for the quarter ended September 30, 1996 from $1.9 million for the quarter ended September 30, 1995, and increased 58% to $8.1 million for the nine months ended September 30, 1996 from $5.1 million for the nine months ended September 30, 1995. Grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist") increased to $1.1 million for the quarter ended September 30, 1996 from $584,000 for the quarter ended September 30, 1995 and increased 64% to $3.0 million for the nine months ended September 30, 1996 from $1.8 million for the nine months ended September 30, 1995. Research and development, net, as a percentage of revenue remained constant at 11% for the quarter and nine months ended September 30, 1996 and 1995, respectively. Increased research and development expenses in absolute terms were primarily directed at enhancing the new Opal 7830i and developing new products.

The Company conducts primarily all of its research and development activities at its facility in Israel. Grants from the Chief Scientist are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it is required to pay a royalty based on the sale of products utilizing the technology that was partially funded by grant proceeds.

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


Selling, general and administrative

Selling, general and administrative expenses increased by 29% to $3.8 million for the quarter ended September 30, 1996 from $2.9 million for the quarter ended September 30, 1995 and increased by 53% to $11.0 million for the nine months ended September 30, 1996 from $7.2 million for the nine months ended September 30, 1995. The increase was primarily driven by increased headcount and higher sales commissions related to increased revenues. On a percentage of revenue basis, selling, general and administrative expenses remained constant at 23% for the quarter and nine months ended September 30, 1996 and 1995, respectively.


Other income (expense), net

Other income (expense), net, which consists primarily of interest income, interest expense and foreign exchange gains (losses), amounted to $409,000 for the quarter ended September 30, 1996 and $918,000 for the nine month period ended September 30, 1996 as compared to $335,000 and $451,000 for the comparable periods in 1995. The increase for the nine months ended September 30, 1996, is primarily due to interest income earned on proceeds from the Company's initial public offering in May 1995.


Income tax provision

The effective tax rate for the nine months ended September 30, 1996 was 9% and differs from statutory tax rates principally because of the benefits of an Israeli tax holiday.


Non-U.S. costs

A significant portion of the Company's expenses are incurred in Israel and accordingly are non-U.S. dollar denominated. Consequently, the Company is exposed to fluctuations in shekel exchange rates. Such fluctuations can cause the Company's Israeli operating expenses which are translated into U.S. dollars for financial statement reporting purposes to vary from period to period.

The Company's cash flows have historically been substantially U.S. dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily the Israeli shekel and German Mark. To hedge against these currency exposures incurred in the ordinary course of business, the Company enters into foreign currency forward contracts for amounts consistent with its vendor purchase commitments. Gains and losses on these foreign currency contracts are deferred and offset by gains and losses on the underlying hedged transactions. As of September 30, 1996, deferred gains and losses from hedging transactions were not material.

The counterparties to these contracts consist of international financial institutions. By policy, the Company monitors the credit ratings and capital and surplus of its counterparties. Although the Company attempts to hedge significant foreign currency exposures, no assurance can be given that exchange rate movements will not have a material adverse impact on the Company's results of operations. At September 30, 1996, the Company had outstanding foreign currency forward contracts aggregating approximately $1.2 million. These contracts mature at various periods through January 1997 and are consistent with the amounts and timing of the underlying purchase commitments.


Factors affecting future operating results


The Company's future results will depend on its ability to continuously introduce new products and enhancements to existing products as customer demands for higher productivity and specifications of semiconductor process control equipment change or increase. The Company's results could be affected by the ability of competitors to introduce new products that have technological and/or price advantages. Additionally, the Company's operating results may fluctuate due to a variety of factors, including the cyclicality of the semiconductor industry, the timing of orders, order cancellations and shipment rescheduling. In this regard, although the Company has not experienced a decline in revenues to date, no assurance can be given that semiconductor manufacturers will continue to expand fabrication facilities or build new fabrication facilities at a rate which will assist the Company in obtaining an increase in demand for the Company's products or that the current rate of revenues will not decline especially in light of uncertain short-term market conditions and heightened competition. The Company experienced demand weakness in the third quarter of 1996, with order intake falling below shipments.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $32.3 million at September 30, 1996 from $27.0 million at December 31, 1995. The increase is primarily attributable to the generation of $6.8 million in cash from operations. Net cash used in investing activities for the nine month period ended September 30, 1996 was $4.5 million. This represented an investment in property and equipment of $2.0 million and purchase of short-term investments of $2.5 million. As of September 30, 1996, the Company had no material commitments for capital expenditures.

In October 1996, Opal Technologies Limited ("Opal Ltd."), a wholly-owned subsidiary of the Company, acquired all outstanding shares of Integrated Circuit Testing GmbH ("ICT") of Heimstetten, Germany for approximately $4.5 million, of which approximately $0.6 million is payable in January 1997. ICT manufactures patented scanning electron microscope (SEM) columns, including optics lens design, which provide high quality image resolution required for manufacturing advanced semiconductor chips. Prior to the closing, ICT had supplied the Company with the SEM column used in Opal's 7830i CD-SEM system which is used by semiconductor manufacturers to qualify and monitor advanced semiconductor production processes and tools. The fair value of ICT's tangible net assets at the date of acquisition was approximately $600,000. The Company is in the process of completing its accounting for the purchase of ICT and expects to take a charge for in-process research and development of ICT in the quarter ending December 31, 1996.

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

Item 6.    Exhibits and Reports on Form 8-K

             a)   Exhibits

                  11.1   Computation of Net Income Per Common Share
                         (filed herewith)

                  27     Financial Data Schedule

             b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1996                     OPAL, INC.
                                             (Registrant)



                                          /s/ Henry Schwarzbaum
                                       ----------------------------------------
                                       Henry Schwarzbaum
                                       Vice President of Finance
                                       Chief Financial Officer and Secretary
                                       (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)